Form 10QSB
period 2004-11-30
ARTCRAFT III INC
filed 2005-01-14
CIK 1294611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004

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


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of january 14, 2005: 100,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2004 are not necessarily indicative of results that may be expected for the year ending May 31, 2005. The financial statements are presented on the accrual basis.

                                ARTCRAFT III INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS







                            AS OF NOVEMBER 30, 2004



Artcraft III Inc.
(a development stage company)

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

                                ARTCRAFT III INC.
                          (a development stage company)
                                  BALANCE SHEET
                             As of November 30, 2004


                                     ASSETS



CURRENT ASSETS                                                 November 30, 2004

        Cash                                                       $     (0)
                                                                   --------




                      TOTAL ASSETS                                 $     (0)
                                                                   ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                               $  1,000
                                                                   --------

                      TOTAL LIABILITIES                               1,000

STOCKHOLDER'S EQUITY

  Preferred Stock - par value $0.001
    10,000,000 shares authorized;
    None issued and outstanding                                           0

  Common Stock - par value $0.001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                                      100

  Additional paid in capital                                              0

  Accumulated Deficit                                                (1,100)
                                                                   --------

  Total stockholder's equity                                         (1,000)
                                                                   --------


                      TOTAL LIABILITIES AND EQUITY                 $     (0)
                                                                   ========



   The accompanying notes are an integral part of these financial statements.


                                ARTCRAFT III INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
           For the Quarter ended November 30, 2004, and from inception
                    (June 7, 2004) through November 30, 2004



                                                    Quarter Ended    From Inception to
                                                  November 30, 2004  November 30, 2004
     REVENUE

       Sales                                         $         0           $         0
       Cost of sales                                           0                     0
                                                     -----------           -----------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     250                 1,100
                                                     -----------           -----------

     NET LOSS                                               (250)               (1,100)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $      (250)          $    (1,100)
                                                     ===========           ===========


NET EARNINGS PER SHARE

      Basic
      Net loss per share                          (Less than .01)

      Basic Weighted Average
      Number of Common Shares Outstanding                100,000







   The accompanying notes are an integral part of these financial statements.

                                ARTCRAFT III INC.
                          (a development stage company)
                STATEMENT OF STOCKHOLDER'S EQUITY From inception (June 7, 2004)
                    through November 30, 2004



                                   SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                                -------------      -------------    -----------------   ------------
Stock issued on acceptance
   Of incorporation expenses
   June 7, 2004                    100,000           $       100         $          0        $    100

Net loss                                                                       (1,100)         (1,100)
                                 ------------       ------------         ---------------   ------------

Total at November 30, 2004         100,000           $       100         $     (1,100)       $ (1,000)
                                 ============       ============         ===============   ============



   The accompanying notes are an integral part of these financial statements.


                               ARTCRAFT III INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
            From inception (June 7, 2004) through November 30, 2004





                                                                                  From
CASH FLOWS FROM OPERATING ACTIVITIES                                           Inception
             Net income (loss)                                                   $(1,100)
             Compensation in the form of stock                                       100
             Increases (Decrease) in accrued expenses                              1,000
                                                                                 -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                              0

CASH FLOWS FROM INVESTING ACTIVITIES

None                                                                                   0

CASH FLOWS FROM FINANCING ACTIVITIES

None                                                                                   0

CASH RECONCILIATION

        Net increase (decrease) in cash                                                0
        Beginning cash balance                                                         0
                                                                                 -------

CASH BALANCE AT END OF PERIOD                                                    $     0
                                                                                 =======






   The accompanying notes are an integral part of these financial statements.

                               ARTCRAFT III INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:
     ------------------------------------------

Industry - Artcraft III Inc. (the Company), a Company incorporated in the state
--------
of Delaware as of June 7, 2004, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (June 7, 2004) through November 30, 2004. For the quarter ended November 30, 2004, the registrant recognized a net loss of $250. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

At November 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending November 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                                           ARTCRAFT III INC.
                                           Registrant


Date: January 14, 2005                     By: /s/ Scott Raleigh
                                           -----------------------------------
                                           Scott Raleigh
                                           President