Form 10KSB
period 2005-05-31
ARTCRAFT III INC
filed 2005-09-14
CIK 1294611

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________

FORM 10-KSB

______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

May 31, 2005

Commission File #000-50816

ARTCRAFT III INC.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification Number)

PO Box 101, 700 Bay Street, Toronto, Ontario                M5G 1Z6

(Address of principal executive offices )               (Zip Code)

416-408-1173

(Registrant’s telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended May 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 13, 2005, was: $-0-

Number of shares of the registrant’s common stock outstanding as of September 13, 2005 is: 100,000

We do not have a Transfer Agent.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Artcraft III Inc was incorporated on June 7, 2004, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets or businesses;

*	increased visibility in the financial community;

*	the facilitation of borrowing from financial institutions;

*	improved trading efficiency;

*	shareholder liquidity;

*	greater ease in subsequently raising capital;

*	compensation of key employees through stock options for which there may be a market valuation;

*	enhanced corporate image;

*	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

*	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

*	a foreign company which may wish an initial entry into the United States securities market;

*	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

*	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president and vice president have agreed to allocate a portion of their time to the activities of the Company, without compensation. Management anticipates that our business plan can be implemented by devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by each officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 13, 2005, there is one shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of the initial filing date of this Registration Statement, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

We have no full time employees. Our president and vice president have agreed to allocate a portion of their time to the activities of the Company, without compensation. Management anticipates that our business plan can be implemented by devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by each officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through May 31, 2005. For the year ended May 31, 2005, expenses for the quarter were comprised of costs mainly associated with legal and accounting services and general office expenses.

Liquidity and Capital Resources

At May 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States(“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

ARTCRAFT III, INC.

(a development stage company)

FINANCIAL STATEMENTS

AS OF MAY 31, 2005

ARTCRAFT III, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Independent Auditors Report	F-1

Balance Sheet	F-2

Statement of Operations and Retained Deficit	F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

ARTCRAFT III, Inc.

(a development stage company)

We have audited the accompanying balance sheet of Artcraft III, Inc. (a development stage company), as of May 31, 2005, and the related statement of operations, equity and cash flows from inception (June 7, 2004) through May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artcraft III, Inc., as of May 31, 2005, and the results of its operations and its cash flows from inception (June 7, 2004) through May 31, 2005 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC

Altamonte Springs, FL

September 14, 2005

                               ARTCRAFT III, INC.
                                  BALANCE SHEET
                               As of May 31, 2005

                                     ASSETS

     CURRENT ASSETS                                                   May 31, 2005

             Cash                                                       $     0
                                                                        --------

                           TOTAL ASSETS                                 $     0
                                                                        ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                               $ 1,700
                                                                        --------

                           TOTAL LIABILITIES                              1,700

     STOCKHOLDER'S EQUITY

       Preferred Stock - par value $0.001
         10,000,000 shares authorized;
         None issued and outstanding                                          0

       Common Stock - par value $0.001;
         100,000,000 shares authorized;
         100,000 issued and outstanding                                     100

       Additional paid in capital                                             0

       Accumulated Deficit                                               (1,800)
                                                                        --------

       Total stockholder's equity                                        (1,700)
                                                                        --------

           TOTAL LIABILITIES AND EQUITY                                 $     0
                                                                        ========

   The accompanying notes are an integral part of these financial statements.

                                       F-2

                               ARTCRAFT III, INC.
                             STATEMENT OF OPERATIONS
                      For the Year ended May 31, 2005, and
               from inception (June 7, 2004) through May 31, 2005

                                                    The Year Ended      From Inception to
                                                     May 31, 2005          May 31, 2005

REVENUE                    Sales                     $         0           $         0
                           Cost of sales                       0                     0
                                                     -----------           -----------

     GROSS PROFIT                                              0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                   1,800                 1,800
                                                     -----------           -----------

     NET LOSS                                             (1,800)               (1,800)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    0                     0
                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (1,800)          $    (1,800)
                                                     ===========           ===========

NET EARNINGS PER SHARE

    Net loss per share                            (Less than .01)

    Basic Weighted Average
    Number of Common Shares Outstanding                  100,000

   The accompanying notes are an integral part of these financial statements.

                                       F-3

                                  ARTCRAFT III, INC.
                          STATEMENT OF STOCKHOLDER'S EQUITY
                From inception(June 7, 2004) through May 31, 2005

                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued on acceptance
   Of incorporation expenses
   June 7, 2004                 100,000        $       100       $             0      $       100

Net loss                                                                  (1,800)          (1,800)
                            ------------       ------------      ----------------     ------------

Total at May 31, 2005           100,000        $       100       $        (1,800)      $   (1,700)
                            ============       ============      ================     ============

   The accompanying notes are an integral part of these financial statements.

                                       F-4

                               ARTCRAFT III, INC.
                             STATEMENT OF CASH FLOWS
                      For the year ended May 31, 2005, and
               from inception (June 7, 2004) through May 31, 2005

                                                            The Year Ended       From
CASH FLOWS FROM OPERATING ACTIVITIES                         May 31, 2005      Inception

         Net income (loss)                                     $(1,800)          $(1,800)
         Compensation in the form of stock                         100               100
         Increases (Decrease) in accrued expenses                1,700             1,700
                                                               -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               -------           -------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
                                                               =======           =======

   The accompanying notes are an integral part of these financial statements.

                                       F-5

ARTCRAFT III, INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry:

Artcraft III, Inc. (the Company), a Company incorporated in the state of Delaware as of June 7, 2004, plans to locate and negotiate with a business we entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be May 31.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company’s financial instruments may include cash and cash equivalents, hort-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair alue because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time the Company has no deposits that are at risk.

2. Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time the Company has not identified the business that it wishes to engage in.

The Company’s shareholders fund the Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder’s Equity:

PREFERRED STOCK includes 10,000,000 shares authorized at a par value of $0.001, of which no shares have been issued.

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

10. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, Inc., independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of October 31, 2004 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

John Lopes	44	President/CEO/CFO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

John Lopes was appointed as the Company’s Chief Executive Officer Chief Financial Officer, President and Secretary as of January 31, 2005. John Lopes was born in Lisbon, Portugal and resides in Toronto, Canada. Most recently, Mr. Lopes has been a Chairman, CEO, President and a Director of a Canadian public company and Director of a US public company involved in securing financial transactional processing for merchant and institutional banking world wide. During the previous 15 years, Mr. Lopes operated a management consulting firm and assisted companies in areas of venture capital, merchant banking and e-commerce business development to both start ups and sectorial leaders in the areas of marketing, community development and investment alliances. His strong management skills and common sense understanding of the investment and technology sectors were instrumental to the success of a privately managed fund in which he played an advisory role. The funds held issues the likes of AOL,MSFT, DELL, CSCO, well before they became widely held and popular holdings. Mr. Lopes holds a BA and MA in Finance and Marketing and is member of various cultural and professional associations.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending May 31, 2005.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Number of Total Shares	% of Shareholdings

John Lopes	100,000	100.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 7 herein.

2.                Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation (1)

3.3	By-laws(1)

(1)	Incorporated by reference to our Form 10-SB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended May 31, 2005, we were billed approximately $1,800 for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended May 31, 2005, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ARTCRAFT III INC.

By: /s/ John Lopes
John Lopes
President, CEO/CFO
and Director

Dated: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John Lopes	President, CEO, CFO and Director	September 13, 2005
John Lopes