Form 10QSB
period 2005-08-31
ARTCRAFT III INC
filed 2005-10-24
CIK 1294611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50816

ARTCRAFT III INC.

(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 101, 700 Bay Street

Toronto, Ontario M5G 1Z6

(Address of Principal Executive Offices)

416-408-1173

(Issuer’s telephone number)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 21, 2005: 100,000 shares of common stock.

ARTCRAFT III INC.

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended August 31, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

ARTCRAFT III INC.

(a development stage company)

FINANCIAL STATEMENTS

(unaudited)

AS OF AUGUST 31, 2005

ARTCRAFT III Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #
(unaudited)

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

ARTCRAFT III INC.

(a development stage company)

BALANCE SHEET

As of August 31, 2005 and May 31, 2005

	August 31, 2005	May 31, 2005
CURRENT ASSETS

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,050	$1,700

TOTAL LIABILITIES	2,050	1,700

STOCKHOLDER’S EQUITY

Preferred Stock – par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(2,150)	(1,800)

Total stockholder’s equity	(2,050)	(1,700)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended August 31, 2005 and 2004, and

from inception (June 7, 2004) through August 31, 2005

	Three Months Aug. 31, 2005	Three Months Aug. 31, 2004	From Inception to Aug. 31, 2005

Revenue	$0	$0	$0
Cost of Revenue	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	850	2,150

NET LOSS	(350)	(850)	(2,150)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,800)	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,150)	$(850)	$(2,150)

NET EARNINGS PER SHARE

Net loss per share	(Less than .01)

Basic Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III INC.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception(June 7, 2004) through August 31, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
June 7, 2004	100,000	$100	$0	$100

Net loss			(1,800)	(1,800)

Total at May 31, 2005	100,000	$100	$(1,800)	$(1,700)

Net loss			(350)	(350)

Total at August 31, 2005	100,000	$100	$(2,150)	$(2,050)

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III INC.

(a development stage company)

STATEMENT OF CASH FLOWS

For the three months ended August 31, 2005 and 2004

from inception (June 7, 2004) through August 31, 2005

	Three Months Aug. 31, 2005	Three Months Aug. 31, 2004	From Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(350)	$(1,800)	$(2,150)
Compensation in the form of stock	0	100	100
Increases (Decrease) in accrued expenses	350	1,700	2,050

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

Artcraft III Inc. (the Company), a Company incorporated in the state of Delaware as of June 7, 2004, plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls, the Company anticipates interested investors that intend to fund the Company's growth once a business is located.

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

Fair Value of Financial Instruments:

The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

3.	Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

5.	Use of Estimates::

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

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (June 7, 2004) through August 31, 2005. For the quarter ended August 31, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At August 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ARTCRAFT III INC.
Registrant

Date: October 24, 2005	By: /s/ John Lopes
John Lopes
President