Form 10QSB
period 2005-11-30
ARTCRAFT III INC
filed 2006-01-23
CIK 1294611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 23, 2006: 100,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended November 30, 2005 are not necessarily indicative of results that may be expected for the year ending May 31, 2006. The financial statements are presented on the accrual basis.

ARTCRAFT III, INC.

(a development stage company)

FINANCIAL STATEMENTS

(unaudited)

AS OF NOVEMBER 30, 2005

ARTCRAFT III, Inc.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #
(unaudited)

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2

Statement of Stockholders Equity	F-3

Cash Flow Statement	F-4

Notes to the Financial Statements	F-5

ARTCRAFT III, INC.

(a development stage company)

BALANCE SHEET

As of November 30, 2005 and May 31, 2005

	Nov. 30, 2005	May 31, 2005
CURRENT ASSETS

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$2,400	$1,700

TOTAL LIABILITIES	2,400	1,700

STOCKHOLDER’S EQUITY

Preferred Stock – par value $0.001
10,000,000 shares authorized;
None issued and outstanding	0	0

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100	100

Additional paid in capital	0	0

Accumulated Deficit	(2,500)	(1,800)

Total stockholder’s equity	(2,400)	(1,700)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the six months ended Nov. 30, 2005, the 160 days ended Nov. 30, 2004

From inception (June 7, 2004) through Nov. 30, 2005

	Six Months Nov. 30, 2005	160 Days Nov. 30, 2004	From Inception to Nov. 30, 2005

Revenue	$0	$0	$0
Cost of Revenue	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	700	1,100	2,500

NET LOSS	(700)	(1,100)	(2,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,800)	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(2,500)	$(1,100)	$(2,500)

NET EARNINGS PER SHARE

Net loss per share	($0.03)	($0.01)

Basic Weighted Average
Number of Common Shares Outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III, INC.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended Nov. 30, 2005 and 2004

	Three Months	Three Months
	Nov. 30, 2005	Nov. 30, 2004

Revenue	$0	$0
Cost of Revenue	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS	$(350)	$(250)

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III, INC.

(a development stage company)

STATEMENT OF STOCKHOLDER’S EQUITY

From inception(June 7, 2004) through November 30, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
of incorporation expenses
June 7, 2004	100,000	$100	$0	$100

Net loss			(1,800)	(1,800)

Total at May 31, 2005	100,000	$100	$(1,800)	$(1,700)

Net loss			(700)	(700)

Total at November 30, 2005	100,000	$100	$(2,500)	$(2,400)

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III, INC.

(a development stage company)

STATEMENT OF CASH FLOWS

For the six months ended November 30, 2005,the 160 days ended Nov. 30, 2004 from inception (June 7, 2004) through Nov. 30, 2005

	Six Months Nov. 30, 2005	160 Days Nov. 30, 2004	From Inception
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(700)	$(2,050)	$(2,500)
Compensation in the form of stock	0	100	100
Increases (Decrease) in accrued expenses	700	1,950	2,400

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

None	0	0	0

CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

ARTCRAFT III, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

Basis of Accounting:

The Company's financial statements are prepared in accordance with	generally accepted accounting principles.

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

ARTCRAFT III, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

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

5.	Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.	Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.	Operating Lease Agreements:

The Company has no agreements at this time.

ARTCRAFT III, INC.

NOTES TO FINANCIAL STATEMENTS

8.	Stockholder's Equity:

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

Results of Operation

The Company did not have any operating income from inception (June 7, 2004) through November 30, 2005. For the quarter ended November 30, 2005, the registrant recognized a net loss of $700. Some general and administrative expenses during the year were accrued. Expenses for the quarter were comprised of costs mainly associated with legal and accounting fees.

Liquidity and Capital Resources

At November 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

ARTCRAFT III INC.
Registrant

Date: January 23, 2006	By: /s/ John Lopes
John Lopes
President